Form 10-Q
period 1996-06-30
US ORDER INC
filed 1996-08-12
CIK 943652

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549
                            ________________________



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
       __________________________________________________________________



       For the Quarter ended: June 30, 1996 Commission File Number 0-25838



                                 US ORDER, INC.
             (Exact name of registrant as specified in its charter)

                               DELAWARE 54-1551807
        (State of incorporation) (I.R.S. Employer Identification Number)

              13873 Park Center Road, Suite 353, Herndon, VA 20171
                    (Address of Principal Executive Offices)
                                 (703) 834-9480
                         (Registrant's telephone number)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's Common Stock outstanding on July 31, 1996 was 15,887,407.

================================================================================

                                 US ORDER, INC.

                     JUNE 1996 QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS




                                                                                                               Page
PART I - FINANCIAL INFORMATION


         Item 1.  Unaudited Financial Statements

                  Condensed Balance Sheets, June 30,
                  1996 and December 31, 1995..................................................................   3

                  Condensed Statements of Operations
                  Three Months Ended June 30, 1996 and 1995 ..................................................   5

                  Condensed Statements of Operations
                  Six Months Ended June 30, 1996 and 1995.....................................................   6

                  Condensed Statements of Cash Flows
                  Six Months Ended June 30, 1996 and 1995.....................................................   7

                  Notes to Condensed Financial Statements ....................................................   8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ..................................................................  12


PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K............................................................  22





PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                                                   US ORDER, INC.
                                              CONDENSED BALANCE SHEETS

                                     ASSETS
                                                                                 (Unaudited)
                                                                                   June 30,         December 31,
                                                                                     1996              1995
                                                                                   --------         ------------

CURRENT ASSETS
     Cash and cash equivalents                                                   $   17,119,594      $   25,120,109
     Short-term investments                                                           2,500,000             --
     Accounts receivable, net of allowance for doubtful accounts of $98,900
         and $63,700 in 1996 and 1995, respectively                                     328,129             840,601
     Prepaid expenses                                                                   292,475              99,863
     Due from affiliates, net                                                            73,567             206,074
     Inventory                                                                          713,749             801,551
                                                                                    -----------         -----------
         Total current assets                                                        21,027,514          27,068,198
                                                                                    -----------         -----------
ASSETS HELD FOR SALE                                                                     23,510              74,460
                                                                                     -----------         -----------
PROPERTY AND EQUIPMENT
     Terminals                                                                        1,248,193           1,526,116
     Computer equipment                                                               1,936,210           1,336,236
     Furniture and fixtures                                                             645,489             397,710
     Leasehold improvements                                                             128,142              95,286
                                                                                    -----------         -----------

         Total property and equipment                                                 3,958,034           3,355,348
         Less accumulated depreciation and amortization                             (1,881,100)         (1,907,010)
                                                                                    -----------         -----------

         Net property and equipment                                                   2,076,934           1,448,338
                                                                                    -----------         -----------

RESTRICTED CASH                                                                       4,309,000           3,309,000
LONG-TERM INVESTMENT                                                                  2,539,802           3,392,500
INVESTMENT IN AFFILIATE, NET                                                          3,940,873           4,834,838
OTHER ASSETS                                                                            371,428             125,067
                                                                                    -----------         -----------

         TOTAL ASSETS                                                              $ 34,289,061        $ 40,252,401
                                                                                   ============        ============

                                                                                                        (continued)


            See accompanying notes to condensed financial statements.

                                                   US ORDER, INC.
                                              CONDENSED BALANCE SHEETS
                                                    (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   (Unaudited)
                                                                                     June 30,         December 31,
                                                                                       1996              1995
                                                                                   -----------        ------------
CURRENT LIABILITIES
 Accounts payable and accrued expenses                                           $  1,196,622         $  1,694,871
 Accrued wages and taxes payable                                                      625,999              781,566
 Deferred income                                                                      --                     4,800
 Obligations under capital leases -- current installments                              11,864               19,019
                                                                                 ------------         -----------

         Total current liabilities                                                  1,834,485            2,500,256
                                                                                 ------------         ------------

LONG-TERM OBLIGATIONS
 Obligations under capital leases, net of current installments                          5,181                7,214
 Other                                                                                  9,375               11,607
                                                                                 ------------         ------------
         Total long-term obligations                                                   14,556               18,821
                                                                                 ------------         ------------

         TOTAL LIABILITIES                                                          1,849,041            2,519,077
                                                                                 ------------         ------------

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 5,000,000 shares authorized;
 none issued or outstanding                                                           --                   --
Common stock, $0.001 par value; authorized 30,000,000 shares;
 15,887,007 and 15,529,818 shares issued and outstanding in
 1996 and 1995, respectively                                                           15,887               15,530
Additional paid-in capital                                                         62,333,835           61,649,819
Receivable from sale of stock                                                     (2,488,240)          (2,488,240)
Deferred compensation                                                               (191,481)            (260,190)
     Unrealized losses on investment                                                (852,698)             --
     Accumulated deficit                                                         (26,377,283)         (21,183,595)
                                                                                 ------------         ------------

         TOTAL STOCKHOLDERS' EQUITY                                                32,440,020           37,733,324
                                                                                 ------------         ------------

COMMITMENTS AND CONTINGENCIES

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 34,289,061        $  40,252,401
                                                                                  ===========         ============







            See accompanying notes to condensed financial statements.

                                                  US ORDER, INC.
                                            CONDENSED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                              For the 3 months ended
                                                                                     June 30,
                                                                             -----------------------
                                                                             1996               1995
                                                                             ----               ----

REVENUE
     Service fees                                                      $    478,912      $    412,114
     Product sales                                                           62,373           532,675
     Miscellaneous                                                            6,868             2,544
                                                                        -----------       -----------

         Total revenue                                                      548,153           947,333
                                                                        -----------       -----------

COST OF REVENUE
     Service fees                                                           261,013           266,917
     Product sales                                                           80,632           531,378
                                                                        -----------       -----------

         Total cost of revenue                                              341,645           798,295
                                                                        -----------       -----------

         Gross margin                                                       206,508           149,038

OPERATING EXPENSES
     Research and development                                               616,565           198,177
     Selling, general and administrative                                  2,680,855         1,168,504
     Advertising and promotion                                               53,966             1,916
                                                                        -----------       -----------

         Total operating expenses                                         3,351,386         1,368,597
                                                                        -----------       -----------

         Operating loss                                                 (3,144,878)       (1,219,559)
                                                                        -----------       -----------

OTHER INCOME (EXPENSE)
     Interest income                                                        333,366           112,770
     Interest expense                                                         (328)         (123,854)
     Other, net                                                              73,599           --
     Equity in loss of affiliate                                          (467,629)           --
                                                                        -----------       -----------

         Total other income (expense)                                      (60,992)          (11,084)
                                                                        -----------       -----------

Net income (loss)                                                       (3,205,870)       (1,230,643)
Preferred dividend requirement                                             --               (293,048)
                                                                        -----------       -----------

Net income (loss) applicable to common shareholders                   $ (3,205,870)     $ (1,523,691)
                                                                        ===========       ===========

Net income (loss) per common share                                    $      (0.20)     $      (0.20)
                                                                        ===========       ===========

Shares used for computation of net income (loss) per
     common share                                                        15,881,587         7,662,191
                                                                        ===========       ===========











            See accompanying notes to condensed financial statements.

                                                  US ORDER, INC.
                                            CONDENSED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                                For the 6 months ended
                                                                                       June 30,
                                                                                1996              1995
                                                                                ----              ----

REVENUE
     Service fees                                                       $   1,027,853    $     870,755
     Product sales                                                            837,063          812,977
     Miscellaneous                                                              9,344            8,293
                                                                         ------------     ------------

         Total revenue                                                      1,874,260        1,692,025
                                                                         ------------     ------------

COST OF REVENUE
     Service fees                                                             578,982          598,547
     Product sales                                                            692,449          798,071
                                                                         ------------     ------------

         Total cost of revenue                                              1,271,431        1,396,618
                                                                         ------------     ------------

         Gross margin                                                         602,829          295,407

OPERATING EXPENSES
     Research and development                                               1,175,876          507,076
     Selling, general and administrative                                    4,522,081        2,232,039
     Advertising and promotion                                                 82,413            6,625
                                                                         ------------     ------------

         Total operating expenses                                           5,780,370        2,745,740
                                                                         ------------     ------------

         Operating loss                                                   (5,177,541)      (2,450,333)
                                                                         ------------     ------------

OTHER INCOME (EXPENSE)
     Interest income                                                          693,103          127,254
     Interest expense                                                           (717)        (278,520)
     Other, net                                                               185,432            1,954
     Equity in loss of affiliate                                            (893,965)         --
                                                                         ------------     ------------

         Total other income (expense)                                        (16,147)        (149,312)
                                                                         ------------     ------------

Net income (loss)                                                         (5,193,688)      (2,599,645)
Preferred dividend requirement                                               --              (680,906)
                                                                         ------------     ------------

Net income (loss) applicable to common shareholders                     $ (5,193,688)    $ (3,280,551)
                                                                         ============     ============

Net income (loss) per common share                                      $      (0.33)    $      (0.51)
                                                                         ============     ============

Shares used for computation of net income (loss) per
     common share                                                          15,832,509        6,419,880
                                                                         ============      ===========









            See accompanying notes to condensed financial statements.

                                                  US ORDER, INC.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                     For the 6 months ended
                                                                                            June 30,
                                                                                -------------------------------
                                                                                1996                       1995
                                                                                ----                       ----

Cash flows from operating activities
Net income (loss)                                                               $ (5,193,688)    $  (2,599,645)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
   Depreciation and amortization                                                      203,097           290,276
   Equity in loss of affiliate                                                        893,965           --
   Deferred compensation expense                                                       68,709            92,309
   Gain on sale of assets                                                           (185,432)           (1,954)
   Write-down of assets held for resale                                                50,000           --
   Changes in certain assets and liabilities, net of effects of non-cash transactions:
       Decrease (increase) in accounts receivable                                     512,472         (342,628)
       Decrease (increase) in prepaid expenses                                      (192,612)           230,567
       Decrease (increase) in inventory                                                87,802         (132,648)
       Decrease (increase) in other assets                                          (246,361)             6,797
       Decrease in accounts payable and accrued expenses                            (498,249)         (426,867)
       Increase (decrease) in accrued wages and taxes payable                       (155,567)           105,936
       Decrease (increase) in due from affiliates                                     162,507         (135,177)
       Increase (decrease) in deferred revenue                                        (4,800)           150,000
                                                                                 ------------     -------------

       Net cash used by operating activities                                      (4,498,157)       (2,763,034)
                                                                                 ------------     -------------

Cash flows from investing activities
       Purchases of property and equipment                                        (1,020,928)         (337,348)
       Proceeds from sale of property and equipment                                   157,000           --
       Increase in restricted cash                                                (1,000,000)           --
       Purchase of short-term investments                                         (2,500,000)           --
       Proceeds from sale of terminals and terminal components                        186,384           346,843
                                                                                 ------------     -------------

             Net cash provided (used) by investing activities                     (4,177,544)             9,495
                                                                                 ------------     -------------

Cash flows from financing activities
       Proceeds from issuances of common stock, net of discount                       684,373        42,140,674
       Expenses from the issuance of common stock                                     --              (340,000)
       Redemption of Series B preferred stock                                         --            (4,924,646)
       Repayment of debt                                                              --            (4,632,570)
       Principal payments under capital lease obligations                             (9,187)         (315,503)
       Payment of dividends                                                           --            (2,683,783)
                                                                                 ------------     -------------

             Net cash provided by financing activities                                675,186        29,244,172
                                                                                 ------------     -------------

             Increase (decrease) in cash and cash equivalents                     (8,000,515)        26,490,633
Cash and cash equivalents, beginning of period                                     25,120,109         2,567,838
                                                                                 ------------     -------------

Cash and cash equivalents, end of period                                        $  17,119,594     $  29,058,471
                                                                                 ============      ============


            See accompanying notes to condensed financial statements.

                                                  US ORDER, INC.
                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (Unaudited)

(1)  Basis of Presentation

          The condensed balance sheet of US Order, Inc. ("US Order" or the "Company") as of June 30, 1996, and the related condensed statements of operations and cash flows for the three and six month periods ended June 30, 1996 and 1995, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

          The condensed financial statements and notes are presented as required by Form 10-Q, and do not contain certain information included in the Company's annual audited financial statements and notes. These financial statements should be read in conjunction with the annual audited financial statements and the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Form 10-K for the fiscal year ended December 31, 1995.

          Certain amounts have been reclassified to conform to the current year presentation.

(2)  Revenue Recognition

          The Company recognizes service revenue as the services are provided and product revenue upon the passage of title. The Company's customers for its products frequently request, for their convenience, that the Company maintain storage of these products for a period of time following the date of sale. Under these arrangements, which are based on written, noncancellable orders, the Company recognizes revenue upon the completion of integration of software applications and upon the passage of title to the customer. Amounts due to the Company from customers under these arrangements are invoiced upon passage of title or delivery to a special holding area for the customer and are due under normal and customary credit terms. The Company also licenses its home banking software directly to end users and recognizes the related revenue upon shipment of the product to the customer.

(3)  Short-Term Investment

          Short-term investments consist of commercial paper with original maturities beyond three months and less than twelve months. These investments are readily convertible to cash and are stated at cost, which approximates fair market value.

(4)  Long-Term Investment

          On April 6, 1995, the Company entered into a stock exchange agreement with Colonial Data, a strategic alliance partner. As part of the agreement, the Company agreed to exchange $3,000,000 of its restricted common stock on April 15, 1996 for $3,000,000 of Colonial Data's unregistered common stock, subject to certain limitations. The agreement was modified on April 1, 1996 to change the date of the exchange from April 15, 1996 to July 15, 1996 and was modified again on July 10, 1996 to change the date of exchange from July 15, 1996 to October 15, 1996. All other provisions of the stock exchange agreement continue in full force and effect. Each company's stock will be valued at the average closing price of their respective common stock as reported on the Nasdaq National Market, for each of the twenty trading days prior to October 10, 1996. Both companies will have certain "piggyback" registration rights and rights of first refusal with respect to each others' stock. On August 5, 1996, the Company and Colonial Data entered into an Agreement and Plan of Merger. See Note 7. As a result of that agreement, the stock exchanges pursuant to the April 6, 1995 stock exchange agreement with Colonial Data, as modified, have been postponed, pending consummation of the merger.

          The terms of the Company's long-term investment in the common stock of Colonial Data Technologies Corp. ("Colonial Data") restricts the Company from selling such stock until June 8, 1997. As of June 8, 1996, Financial Accounting Standards Board Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities ("Statement 115"), became applicable to this investment. The Company has classified this investment as "available for sale" under the guidance of Statement 115 and is carrying the investment at fair value, based on the quoted market value. As of June 30, 1996, an unrealized loss of $852,698 on this investment has been recognized due to a decline in the market value of Colonial Data's stock, and this unrealized loss is carried as a separate component of stockholders' equity. As of July 31, 1996, the unrealized loss on this investment was $1,579,373 as the market value of Colonial Data's stock continued to decline. The Company believes that the market decline in Colonial Data's stock is temporary and is continuing to carry the unrealized loss on this investment as a separate component of stockholders' equity.

(5)  Lines of Credit

          In May 1996, the Company entered into two credit agreements with the same bank that provide for borrowings up to $5,000,000. The first credit agreement covers the period May 1996 through May 1997 and is a revolving line of credit of $1,000,000 that is fully collateralized by a bank certificate of deposit. The second credit agreement is a $4,000,000 line of credit utilized for the purpose of issuing letters of credit. The advances and/or face amounts of letters of credit issued under this agreement are collateralized by either 100% of pledged certificates of deposit or 90% of pledged Treasury investments acceptable to the bank. These agreements provide for various interest rates at the Company's election and do not have a commitment fee on the unused portion of the credit lines. These agreements also contain certain conditions including, but not limited to, restrictions related to cash and cash equivalent balances, net worth, indebtedness, and loans or advances to other entities, as well as restrictions with respect to acquisitions and the sale of assets. As of June 30, 1996 and July 31, 1996, the Company had no borrowings or advances against the $1 million revolving line of credit, but had committed $3,309,000 of the $4 million letter of credit line through the issuance of a letter of credit to Standard Telecommunications Ltd. ("STL") through December 31, 1996. This letter of credit was issued by the Company for a commitment to purchase from STL approximately $3,300,000 of its next generation smart telephones for delivery in 1996. These credit agreements are collateralized by bank certificates of deposit totaling $4,309,000 which are included in restricted cash in the accompanying balance sheet as of June 30, 1996.

(6)  New Accounting Standards

          On January 1, 1996, the Company adopted Financial Accounting Standards Board Statements of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ('Statement 121") and No. 123, Accounting for Stock-based Compensation ("Statement 123"). Statement 121 requires that the Company review its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that the future undiscounted net cash flows expected to be generated from an asset are less than the carrying amount of the asset, an impairment loss will be recognized based on the difference between the asset's carrying amount and its fair market value. The adoption of Statement 121 had no impact on the accompanying financial statements.

          Statement 123 recommends, but does not require, the adoption of a fair value based method of accounting for stock-based compensation to employees, including common stock options. The Company has elected to continue recording stock-based compensation to employees under the intrinsic value method of accounting for stock-based compensation to employees, as permitted by Statement 123. Certain pro forma disclosures will be included in the Company's Form 10-K for the year ending December 31, 1996 as if the fair value based method had been adopted.

(7)  Other Events

          On August 5, 1996, the Company and Colonial Data entered into an Agreement and Plan of Merger pursuant to which the Company and Colonial Data will be merged with and into a new public company expected to be named TriTech Corporation ("TriTech"). Under the terms of the Agreement, upon consummation of the Merger, each outstanding share of common stock of the Company, $.001 par value, will be converted into one share of common stock of TriTech, and each outstanding share of common stock of Colonial Data, $.01 par value, will be converted into one share of TriTech Common Stock.

          The Boards of Directors of the Company and Colonial Data have agreed to recommend approval of the Merger to their respective stockholders. The obligations of the Company and Colonial Data to consummate the Merger are subject to the satisfaction of certain conditions set forth in the Merger Agreement, including the approval of the Merger by the stockholders of the Company and Colonial Data.

ITEM 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS



Overview

     The Company was organized in 1990 to provide interactive applications (including home banking and home shopping) primarily to individual customers on a smart telephone.

     On August 1, 1994, the Company sold its electronic banking and bill pay operations to Visa International Services Association ("Visa") for approximately $15 million, the assumption of certain liabilities and the right to receive certain royalties during a 72 month period commencing January 1, 1995. In addition, Visa designated the Company as a "preferred provider" through the 72-month royalty period and, as such, will make its member banks aware that the Company can provide certain of its interactive applications, customer support services and smart telephones to Visa member banks. In January 1995, the Company entered into a strategic alliance with a leading manufacturer of Caller ID units, Colonial Data, to jointly develop and distribute the Company's next generation of smart telephones to the telecommunications industry. The Company expects to begin shipping its next generation smart telephones during the third quarter of 1996. This next generation smart telephone is sold under the brand name "Intelifone" in the retail and paging channels and as the "Telesmart 4000" in the telecommunications channel.

     On October 19, 1995, the Company completed a transaction to acquire a 40% equity interest in Home Financial Network, Inc. ("HomeNet"), a newly formed, development stage personal computer company that plans to develop and deliver electronic financial products and services for consumers. At closing, the Company exchanged 296,746 shares of its common stock, valued at approximately $5 million, for 40% of HomeNet. In April 1996, Fleet Venture Resources, Inc. acquired a 3.8% equity interest in HomeNet for $1 million, and as a result, the Company's equity interest in HomeNet was reduced to approximately 39%. The Company believes that its investment in HomeNet will complement its home banking strategy by adding a personal computer based application to the current smart telephone and touch-tone applications that the Company offers. The Company expects HomeNet to incur operating losses at least through 1996 of which the Company will record its proportionate share.

     To date, the Company has generated limited revenue. As a result of its strategic relationships in the home banking and smart telephone markets, the Company will generate revenue by selling its home banking products and smart telephones, as well as by generating monthly fees for providing ongoing services, including interactive applications and customer support services. Revenue from product sales will primarily be dependent on the success of the Company's two largest strategic partners, Visa InterActive and Colonial Data, in marketing and selling the products in the banking and smart telephone channels. In addition, the Company has the right to receive on a quarterly basis from Visa $0.666 per month per active bill pay customer that uses the Visa Bill-Pay System through December 31, 2000. This payment from Visa is subject to certain limitations, including a reduction in the royalty payment for each quarter beginning January 1, 1995 through December 31, 1997 by an offset amount (the "Visa Offset"). The Visa Offset, initially set at $73,315 per quarter, accumulates quarterly up to an aggregate of $879,780. The Company has not received any revenue from these Visa royalty payments through June 30, 1996 and does not expect to receive any revenue from these payments, after application of the Visa Offset, through at least the remainder of 1996.

     On August 5, 1996, the Company and Colonial Data entered into an Agreement and Plan of Merger pursuant to which the Company and Colonial Data will be merged with and into a new public company expected to be named TriTech Corporation ("TriTech"). Under the terms of the Agreement, upon consummation of the Merger, each outstanding share of common stock of the Company, $.001 par value, will be converted into one share of common stock of TriTech, and each outstanding share of common stock of Colonial Data, $.01 par value, will be converted into one share of TriTech Common Stock.

     The Boards of Directors of the Company and Colonial Data have agreed to recommend approval of the Merger to their respective stockholders. The obligations of the Company and Colonial Data to consummate the Merger are subject to the satisfaction of certain conditions set forth in the Merger Agreement, including the approval of the Merger by the stockholders of the Company and Colonial Data.

Results of Operations

Three months ended June 30, 1996 and 1995

Revenue

     The Company's second quarter revenues decreased by $399,180 from $947,333 in 1995 to $548,153 for the same period in 1996. Product revenues decreased by $470,302 between periods, from $532,675 in the second quarter of 1995 to $62,373 for the same period in 1996. The decrease in product revenues was primarily due to the Company not shipping any of its next generation smart telephones, the Intelifone or the Telesmart 4000, during the second quarter of 1996. The Company expects to begin shipping its next generation smart telephones during the third quarter of 1996. The product revenues generated in the second quarter of 1995 were from the sale of the Company's previous generation PhonePlus smart telephones. Service fees revenue for the second quarter of 1996 totaled $478,912 compared to $412,114 in the same period in 1995, an increase of $66,798. Service fees revenue were generated primarily from two sources: (1) customer support services and (2) monthly service fees. The Company's customer support services revenue totaled $335,421 for the second quarter of 1996, an increase of $187,157 over the same period in 1995. These customer support services were remarketed by Visa Interactive to Visa member banks under the Company's reseller agreement with Visa Interactive. Monthly service fees totaled $139,857 for the second quarter of 1996 as compared to $238,849 for the same period in 1995. These service fee revenues are from customers who use the Company's smart telephones and interactive applications, and the decrease of $98,992 was primarily due to the Company's continuing efforts to convert these customers to Visa member banks.

Cost of Revenue

     The Company's second quarter cost of revenue decreased by $456,650 from $798,295 in 1995 to $341,645 for the same period in 1996. Product cost of revenue decreased by $450,746 between periods, from $531,378 in the second quarter of 1995 to $80,632 for the same period in 1996. This decrease is primarily due to a decrease in sales of the Company's smart telephones resulting from the transition from primarily selling the Company's PhonePlus smart telephone to selling its next generation smart telephone, which the Company expects to begin shipping during the third quarter of 1996. The Company's second quarter service cost of revenue decreased by $5,904 from $266,917 in 1995 to $261,013 for the same period in 1996. Service cost of revenue related to generating monthly fee revenues decreased by $147,111, offsetting a $148,529 increase in costs related to providing customer support services to Visa, Visa member banks and third parties. The service cost of revenues related to monthly service fees decreased between periods due to the full depreciation in the fourth quarter of 1995 of the smart telephones utilized to generate monthly fee revenues and due to the continuing conversion of customers utilizing smart telephones to Visa member banks. The increase in cost of revenue related to customer service was a direct result of increased customer volume and revenue from this source.

     Gross margins for product sales were negligible for both of the quarters ended June 30, 1996 and June 30, 1995. In addition, as a result of the change in the composition of service fees revenue and the costs associated with service fees revenue, gross margins related to service fees increased from 35% in the second quarter of 1995 to 45% for the same period in 1996. The composition of product revenues (consisting primarily of PhonePlus smart telephones in both periods) and the increases in service fee gross margins between periods resulted in overall gross margins increasing from 16% in the second quarter of 1995 to 38% in the second quarter of 1996. The Company expects that the cost of services related to customer support will continue to increase throughout 1996 as the Company develops the infrastructure to handle anticipated growth in business related to providing customer service to Visa, Visa member banks and other third parties. Furthermore, the Company expects its gross margin percentages to vary in future periods based upon the revenue mix between product sales and service revenues and based upon the composition of both service fee and product revenues earned during the period.

Research and Development

     Research and development costs were $616,565 in the second quarter of 1996 as compared to $198,177 for the same period in 1995. The increase of $418,388 was largely attributable to developing, designing and testing both the Company's home banking connectivity products and support services and the Company's next generation smart telephone and its associated interactive services. The Company has been actively engaged in research and development since its inception and expects that these activities will be essential to the operations of the Company in the future.

General and Administrative

     General and administrative expenses were $2,680,855 for the second quarter of 1996 as compared to $1,168,504 in the second quarter of 1995. The increase of $1,512,351 was a result of the Company's hiring of additional staff and an increase in costs associated with upgrading systems and operations in anticipation of the potential of increased business later in 1996 resulting from its alliances with its strategic partners, particularly related to the March 1996 Microsoft and Visa InterActive bill pay agreement, as well as from other markets for the Company's smart telephone and home banking products and services. The Company expects that general and administrative expenses will continue to increase throughout 1996 as the Company develops the infrastructure to handle increased business.

Advertising and Promotion

     Advertising and promotion expenses increased between periods by $52,050, from $1,916 in the second quarter of 1995 to $53,966 for the same period in 1996. During the second half of 1996, the Company expects to begin selling its Intelifone smart telephone directly to retail stores and outlets and to paging companies. The Company expects its advertising and promotion expenses to increase substantially from the minimal expenditures incurred during the second quarter (and first six months) of 1996 and during the fiscal year ended December 31, 1995 with the entrance of its next generation smart telephone into these retail channels. The Company, however, does not expect its advertising and promotion expenses to increase, on a per customer basis, to the levels experienced during 1993 or 1994.

Interest Income

     Interest income was $333,366 for the second quarter of 1996 compared to $112,770 for the second quarter of 1995. The increase of $220,596 was due to the significant increase in the Company's cash balances and short-term investments resulting from its June 1995 initial public offering.

Interest Expense

     The Company's interest expense in the second quarter of 1996 consisted of interest incurred in connection with capital leases for computer equipment. The Company's interest expense for the same period in 1995 consisted of interest incurred in connection with capital leases for computer equipment and outstanding borrowings with WorldCorp and VeriFone, Inc. ("VeriFone"). Interest expense was $328 in the second quarter of 1996 compared to $123,854 in the second quarter of 1995. The decrease of $123,526 was due to the Company retiring substantially all of its long-term debt with proceeds derived from its initial public offering in June 1995.

Other, Net

     Other income was $73,599 in the second quarter of 1996 as compared to $0 for the same period in 1995. This increase is due to income recognized from the sale of the Company's earlier generation smart telephones, which the Company no longer produces or markets, to a third party to be used as point of sale terminals. These phones, which are utilized in generating monthly service fees, were fully depreciated in the fourth quarter of 1995. The Company expects to continue generating other income from the sale of these earlier generation smart telephones through at least the remainder of 1996.

Equity in loss of affiliate

     Equity in loss of affiliate was $467,629 in the second quarter of 1996 compared to $0 in the second quarter of 1995. The increase was due to the Company recording its proportionate share of losses of HomeNet and the amortization of the excess of the purchase price over the Company's share of the equity in net assets of HomeNet, following the Company's investment in HomeNet in October 1995. HomeNet is a newly formed, development stage personal computer software company that plans to develop and deliver electronic financial products and services to consumers. The Company expects HomeNet's operating losses to continue through the remainder of 1996.


Six months ended June 30, 1996 and 1995

Revenue

     The Company's revenues for the first six months of 1996 increased by $182,235 from $1,692,025 in 1995 to $1,874,260 for the same period in 1996.
Product revenues increased by $24,086 between periods, from $812,977 in the first six months of 1995 to $837,063 for the same period in 1996. Product revenues from home banking connectivity products increased by $68,194 between periods offsetting a $44,108 decrease in revenue from the sale of the Company's smart telephones. The decrease in smart telephone product revenues between periods resulted primarily from the transition from primarily selling the Company's PhonePlus smart telephone to selling its next generation smart telephone, which the Company expects to begin shipping during the third quarter of 1996. Service fees revenue for the first six months of 1996 totaled $1,027,853 compared to $870,755 in the same period in 1995, an increase of $157,098. Service fees revenue were generated primarily from two sources: (1) customer support services and (2) monthly service fees. The Company's customer support services revenue totaled $715,644 for the first six months of 1996, an increase of $376,011 over the same period in 1995. These customer support services were remarketed by Visa Interactive to Visa member banks under the Company's reseller agreement with Visa Interactive. Monthly service fees totaled $304,295 for the first six months of 1996 as compared to $506,120 for the same period in 1995. These service fee revenues are from customers who use the Company's smart telephones and interactive applications, and the decrease of $201,825 was primarily due to the Company's continuing efforts to convert these customers to Visa member banks.

Cost of Revenue

     The Company's first six months cost of revenue decreased by $125,187, from $1,396,618 in 1995 to $1,271,431 for the same period in 1996. Product cost of revenue decreased by $105,622 between periods, from $798,071 in the first six months of 1995 to $692,449 for the same period in 1996. This decrease is primarily due to the composition of home banking product sales between hardware and software licensing and a decrease in the sale of the Company's smart telephones between periods. The decrease in smart telephone product sales resulted from the transition from primarily selling the Company's PhonePlus smart telephone product sales to selling its next generation smart telephone. Service cost of revenues decreased between periods by $19,565 from $598,547 in the first six months of 1995 to $578,982 for the same period in 1996. Service cost of revenues related to generating monthly fee revenues decreased $323,263 between periods, offsetting a $309,038 increase in costs related to providing customer support services to Visa, Visa member banks and third parties. The service cost of revenues related to monthly service fees decreased between periods due to the full depreciation in the fourth quarter of 1995 of the smart telephones utilized to generate monthly fee revenues and due to the continuing conversion of customers utilizing smart telephones to Visa member banks. The increase in cost of revenue related to customer service was a direct result of increased customer volume and revenue from this source.

     Gross margins for product sales increased from 2% in the first six months of 1995 to 17% for the same period in 1996 primarily as a result of the composition of home banking and smart telephone product sales between hardware and software licensing. In addition, as a result of the change in the composition of service fees revenue and the costs associated with service fees revenue, gross margins related to service fees increased from 31% in the first six months of 1995 to 44% for the same period in 1996. The increases in both product and service gross margins between periods resulted in overall gross margins increasing from 17% in the first six months of 1995 to 32% in the first six months of 1996. The Company expects that cost of services related to customer support will continue to increase throughout 1996 as the Company develops the infrastructure to handle anticipated growth in business related to providing customer service to Visa, Visa member banks and other third parties. Furthermore, the Company expects its gross margin percentages to vary in future periods based upon the revenue mix between product sales and service revenues and based upon the composition of both service fee and product revenues earned during the period.

Research and Development

     Research and development costs were $1,175,876 in the first six months of 1996 as compared to $507,076 for the same period in 1995. The increase of $668,800 was largely attributable to developing, designing and testing both the Company's home banking connectivity products and the Company's fourth generation smart telephone and its associated interactive services. The Company has been actively engaged in research and development since its inception and expects that these activities will be essential to the operations of the Company in the future.

General and Administrative

     General and administrative expenses were $4,522,081 for the first six months of 1996 as compared to $2,232,039 in the same period in 1995. The increase of $2,290,042 was a result of the Company's hiring of additional staff and an increase in costs associated with upgrading systems and operations in anticipation of the potential of increased business later in 1996 resulting from its alliances with its strategic partners, particularly the March 1996 Microsoft and Visa InterActive bill pay agreement, as well as from other markets for the Company's smart telephone and home banking products and services. The Company expects that general and administrative expenses will continue to increase throughout 1996 and in the future to develop the infrastructure to handle increased business.

Advertising and Promotion

     Advertising and promotion expenses increased between periods by $75,788, from $6,625 in the first six months of 1995 to $82,413 for the same period in 1996. During the second half of 1996, the Company expects to begin selling its Intelifone smart telephone directly to retail stores and outlets and to paging companies. The Company expects its advertising and promotion expenses to increase substantially from the minimal expenditures incurred during the first six months of 1996 and during the fiscal year ended December 31, 1995 with the entrance of the its next generation smart telephone into these retail channels. The Company, however, does not expect its advertising and promotion expenses to increase, on a per customer basis, to the levels experienced during 1993 or 1994.

Interest Income

     Interest income was $693,103 for the first six months of 1996 compared to $127,254 for the same period of 1995. The increase of $565,849 was due to the significant increase in the Company's cash balances and short-term investments resulting from its June 1995 initial public offering.

Interest Expense

     The Company's interest expense in the first six months of 1996 consisted of interest incurred in connection with capital leases for computer equipment. The Company's interest expense for the same period in 1995 consisted of interest incurred in connection with capital leases for computer equipment and outstanding borrowings with WorldCorp and VeriFone, Inc. ("VeriFone"). Interest expense was $717 in the first six months of 1996 compared to $278,520 in the first six months of 1995. The decrease of $277,803 was due to the Company retiring substantially all of its long-term debt with proceeds derived from its initial public offering in June 1995.

Other, Net

     Other income was $185,432 in the first six months of 1996 as compared to $1,954 for the same period in 1995, an increase of $183,478. This increase is due to income recognized from the sale of the Company's earlier generation smart telephones, which the Company no longer produces or markets, to a third party to be used as point of sale terminals. These phones, which are utilized in generating monthly service fees, were fully depreciated in the fourth quarter of 1995. The Company expects to continue generating other income from the sale of these earlier generation smart telephones through at least the remainder of 1996.

Equity in loss of affiliate

     Equity in loss of affiliate was $893,965 in the first six months of 1996 compared to $0 in the same period of 1995. The increase was due to the Company recording its proportionate share of losses of HomeNet and the amortization of the excess of the purchase price over the Company's share of the equity in net assets of HomeNet, following the Company's investment in HomeNet in October 1995. HomeNet is a newly formed, development stage personal computer software company that plans to develop and deliver electronic financial products and services to consumers. The Company expects HomeNet's operating losses to continue through the remainder of 1996.

Liquidity and Capital Resources

     The Company has generated operating losses since its inception. The Company's products and services are subject to the risks inherent in the marketing and development of new products. The market for the Company's products and services is relatively new and is characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. In addition, the industry for these products and services is intensely competitive. The Company experiences direct competition from manufacturers of smart telephones and from companies that develop transaction processing software for interactive applications and customer support services. To date, the Company has generated limited revenue through the sale of its products and services, and there can be no assurance as to what level of future sales or royalties, if any, the Company will receive from Visa or its member banks.

     During the first six months of 1996, operating activities used $4,498,157 compared to $2,763,034 in the same period in 1995. This increase was primarily related to increased operating losses in the first six months of 1996.

     Investing activities used $4,177,544 during the first six months of 1996 compared to providing cash of $9,495 in the same period in 1995. The increase in the use of cash for investing activities was primarily due to $2,500,000 invested in short-term commercial paper, $1,000,000 invested in a certificate of deposit pledged as collateral for a line of credit, and an increase in the purchase of computer equipment to support customer service and upgrade internal networks.

     Financing activities provided cash of $675,186 in the first six months of 1996 compared to $29,244,172 in the same period in 1995. This decrease resulted from the net proceeds received by the Company's initial public offering in June 1995, after the redemption of preferred stock, repayment of debt, and payment of dividends on both redeemable and convertible preferred stock.

     In October 1995, the Company entered into a facilities operating lease for 30,000 additional square feet of office space which will be used in addition to the Company's current office space. The lease covers a fifty-three month period commencing July 1, 1996 with aggregate minimum lease payments equal to approximately $2,700,000.

     In November 1995, the Company committed to purchase from Standard Telecommunication Ltd. ("STL") approximately $3,300,000 worth of its next generation smart telephones for delivery during 1996. The Company took delivery of the first of these next generation smart telephones in the first half of 1996, and the remaining commitment was approximately $3,064,000 as of June 30, 1996. The entire obligation is secured by a cash collateralized letter of credit. The Company had no other material commitments for capital expenditures nor does it anticipate a significant change in the current level of its capital expenditures.

     In March 1996, the Company and Colonial Data entered into an agreement, whereby Colonial Data has the option to purchase any or all of the above mentioned 30,000 smart telephones at the Company's fully landed cost. Colonial Data then may sell or lease these smart telephones to customers at a sale or lease price determined by Colonial Data. For all of these smart telephones sold or leased by Colonial Data, Colonial Data will pay the Company a product royalty equal to 50% of the margin on the sale or lease of the smart telephone. If the Company sells or leases any of these 30,000 smart telephones to a party other than Colonial Data, the Company has agreed to pay Colonial Data a product royalty equal to 50% of the margin on the sale or lease of the smart telephone. The Company did not receive any royalties from, or pay any royalties to, Colonial Data for smart telephone sales to other parties during the six months ended June 30, 1996.

     In May 1996, the Company entered into a facilities operating lease for 10,478 additional square feet of office space which will be used in addition to the Company's current office space. The lease covers a 54 month period commencing August 1996 with aggregate minimum lease payments equal to approximately $450,000.

     In May 1996, the Company entered into two credit agreements with the same bank that provide for borrowings up to $5,000,000. As of June 30, 1996 and July 31, 1996, the Company had no borrowings against either of these two credit lines, but had committed $3,309,000 of these credit lines through the issuance of a letter of credit to STL for the purchase of its next generation smart telephone.

     The Company's primary needs for cash in the future are for investments in product development, working capital, the financing of operating losses, strategic ventures, potential acquisitions, such as the pending merger with Colonial Data, capital expenditures and the upgrade of the Company's systems and operations in order to support the Visa InterActive and Microsoft bill pay alliance. In order to meet the Company's needs for cash over the next twelve months, the Company will utilize proceeds from its 1995 initial public offering, credit lines, and, to the extent available, gross margins generated from the sale of its products and services. Additionally, the Company will utilize proceeds from funds generated from asset sales, including approximately $300,000 of its first and second generation smart telephones (which the Company sells to third parties for use as point of sale terminals) and its approximately $2,500,000 advertising credit, which was received as partial consideration for certain shares of Series C convertible preferred stock in 1993, subject to certain restrictions regarding its usage.


Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains forward looking statements that are subject to risks and uncertainties, including, but not limited to, the impact of competitive products, product demand and market acceptance risks, reliance on key strategic alliances, fluctuations in operating results, delays in development of highly-complex products, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the risk factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 1995. These risks could cause the Company's actual results for 1996 and beyond to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
 -----------------------------------------

     (a)  Exhibits
          --------


                                                                                                 Begins after
       Exhibit                                                                                    Sequential
         No.               Exhibit                                                                  Page No.
       -------             -------                                                               ------------

        11                 Calculations of Earnings per Common Share                                   25


(b)   Reports on Form 8-K

        None



                                   SIGNATURES




     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  US ORDER, INC.


                                                  By:    /s/ Mark Lynch
                                                     ----------------------
                                                     Mark Lynch
                                                     Vice President Finance















Date:  August 12, 1996

                         Commission file number 0-25838





                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    EXHIBITS

                                       to

                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




                   For the fiscal quarter ended June 30, 1996



                                 US ORDER, INC.

             (Exact name of registrant as specified in its charter)

                                                                      Exhibit 11
                                                                          1 of 2

                                 US ORDER, INC.
                    CALCULATIONS OF EARNINGS PER COMMON SHARE
                                   (Unaudited)

                                                                              For the 3 months ended
                                                                              ----------------------
                                                                        June 30, 1996         June 30, 1995
                                                                        -------------         -------------

Adjustments to net income (loss):
  Net loss                                                              $ (3,205,870)         $ (1,230,642)
  Preferred dividend requirement                                             --                   (293,048)

      Net loss applicable to common stock
          and common stock equivalents used for                          ------------          ------------
          primary computation                                           $ (3,205,870)         $ (1,523,690)

Fully diluted adjustments - preferred dividend requirement                   --                     293,048
                                                                        -------------          ------------
      Adjusted net loss applicable to
          common stock assuming full dilution                           $ (3,205,870)         $ (1,230,642)
                                                                         ============          ============

  Average number of shares of common stock
      outstanding                                                         15,881,587             7,662,191
      Fully diluted adjustments (2):
          Assume issuance of cheap stock (prior to IPO)                      --                    --
          Assume exercise of options and warrants                          1,627,258             2,105,544
                                                                         -----------           -----------

          Total average number of shares assumed to be
               outstanding after full dilution                            17,508,845             9,767,735
                                                                         ===========           ===========

Income (loss) per common share:
  Primary loss per share (1)                                            $      (.20)          $     (0.20)
                                                                         ===========           ===========

  Fully diluted loss per share (2)                                      $      (.18)          $     (0.13)
                                                                         ===========           ===========


     (1) The assumed exercise of options and warrants in periods of net loss are anti-dilutive and are not included in the computation and presentation of primary earnings per share.

     (2) The assumed exercise of options, warrants and conversion of preferred stock are anti-dilutive but are included in the calculation of fully-diluted earnings per share in accordance with Regulation S-K
          Item 601 (a)(11).

                                                                      Exhibit 11
                                                                          2 of 2

                                 US ORDER, INC.
                    CALCULATIONS OF EARNINGS PER COMMON SHARE
                                   (Unaudited)

                                                                                For the 6 months ended
                                                                                ----------------------
                                                                        June 30, 1996        June 30, 1995
                                                                        -------------        -------------
Adjustments to net income (loss):
  Net loss                                                              $ (5,193,688)        $ (2,599,645)
  Preferred dividend requirement                                             --                  (680,906)

      Net loss applicable to common stock
          and common stock equivalents used for                          ------------         ------------
          primary computation                                           $ (5,193,688)        $ (3,280,551)

Fully diluted adjustments - preferred dividend requirement                   --                    680,906
                                                                          -----------          -----------
      Adjusted net loss applicable to
          common stock assuming full dilution                           $ (5,193,688)        $ (2,599,645)
                                                                         ============         ============

  Average number of shares of common stock
      outstanding                                                          15,832,509            6,419,880
      Fully diluted adjustments (2):
          Assume exercise of options and warrants                           1,746,429            2,075,240
                                                                         ------------         ------------

          Total average number of shares assumed to be
               outstanding after full dilution                             17,578,938            8,495,120
                                                                         ============         ============

Income (loss) per common share:
  Primary loss per share (1)                                            $       (.33)        $      (0.51)
                                                                         ============         ============

  Fully diluted loss per share (2)                                      $       (.30)        $      (0.31)
                                                                         ============         ============








     (1) The assumed exercise of options and warrants in periods of net loss are anti-dilutive and are not included in the computation and presentation of primary earnings per share.

     (2) The assumed exercise of options, warrants and conversion of preferred stock are anti-dilutive but are included in the calculation of fully-diluted earnings per share in accordance with Regulation S-K
          Item 601 (a)(11).
                                       26